Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP CORTS TR II FOR SHERWIN WILLIAMS DE
filed 2007-03-28
CIK 1283449

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2006                                           001-32097

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

CorTS Trust II For                New York Stock Exchange
Sherwin-Williams Debentures,
Corporate-Backed Trust
Securities (CorTS) Certificates

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

                                   Yes X(1)   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

____________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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

Item 14.    Controls and Procedures

            Not Applicable

                                     PART IV

Item 15.         Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are also filed as part of this Report:

        3. Exhibits:


         99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

     1. Trustee's Distribution Statement for the February 1, 2006 Distribution Date filed on Form 8-K on 1. February 15, 2006.

     2. Trustee's Distribution Statement for the August 1, 2006 Distribution Date filed on Form 8-K on 2. August 14, 2006.

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

                               Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 28, 2007                          By:      /s/ John W. Dickey
                                                -----------------------------
                                                Name:    John W. Dickey
                                                Title:   Authorized Signatory

                                                                    Exhibit 99.1


                                  CERTIFICATION


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


                                                  By:      /s/ John W. Dickey
                                                  -----------------------------
                                                  Name:    John W. Dickey
                                                  Title:   Authorized Signatory
                                                  Date:    March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For Sherwin-Williams Debentures, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.    The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                              /s/ Marlene Fahey
                                                      -------------------------
                                                      Name:   Marlene Fahey
                                                      Title:  Vice President
                                                      Date:   March 28, 2007

                                  EXHIBIT INDEX

   Exhibit                                                                  Page

     99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2     Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section
              7241.